Form 10-Q
period 1996-05-31
LRG RESTAURANT GROUP INC
filed 1996-07-15
CIK 746783

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     MAY 31, 1996.

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________.

     Commission file number:  0-12197

                   LRG RESTAURANT GROUP, INC.
     _______________________________________________________
      (Exact name of registrant as specified in its charter)


Province of British Columbia, Canada              59-3286607
____________________________________         ______________________
(State or other jurisdiction of              (I.R.S. Employer
 incorporation of organizations)             Identification No.)




580 Cape Cod Lane, Suite 5,
Altamonte Springs, Florida                        32714
______________________________               ______________________
(Address of principal executive              (Zip Code)
offices)


Registrant's telephone number, including area code:  407-786-3700



___________________________________________________________________
(Former name or former address, If changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.         Yes  [X]       No   [  ]

As of May 31, 1996, the registrant has 5,916,335 shares of Common Stock, no par value, issued and outstanding.

_____ Transitional Small Business Disclosure Format

Yes   [  ]     No   [X]



















































                        TABLE OF CONTENTS

                                                             Page

PART I        FINANCIAL INFORMATION. . . . . . . .
PART II       OTHER INFORMATION. . . . . . . . . .
Item 1        Legal Proceedings. . . . . . . . . .
Item 2        Change in Securities . . . . . . . .
Item 3        Defaults Upon Senior Securities. . .
Item 4        Submission of Matters to a Vote of
              Security Holders . . . . . . . . . .
Item 5        Other Information. . . . . . . . . .
Item 6        Exhibits and Reports on Form 8-K . .
Signature. . . . . . . . . . . . . . . . . . . . .
Exhibit Index. . . . . . . . . . . . . . . . . . .          N/A








































PART I - FINANCIAL INFORMATION

LRG RESTAURANT GROUP, INC.
INTERIM FINANCIAL STATEMENTS
31 MAY 1996
Unaudited

Statement 1
Interim Balance Sheet
As at 31 May
Unaudited

[CAPTION]




ASSETS                                     1996           1995

Current           Cash                $   11,295        $ 5,369
                  GST receivable               0          1,921
                  Advances receivable        900          7,099
                  Current portion of
                  prepaid expenses        88,808        133,932

Prepaid Expenses                          22,922         50,764

Capital Assets    Resource property
                  costs                3,966,018      5,338,763
                  Plant and equipment     76,730         73,183

                                       4,042,748      5,411,946

Investment                             2,128,352        127,028

Due from Affiliated
  Company         Non-interest bearing,
                  no specific terms      156,404         31,446
                  of repayment


Other                                     18,585          3,628

                                      $6,470,014     $5,773,133

LIABILITIES
                  Accrued Expenses       242,008              0
Current           Accounts payable       178,236        158,467
                  Notes Payable        1,553,006              0

Due to Affiliated
 Companies        Non-interest bearing,
 and Director     no specific terms      372,717        226,922
                  of repayment

Long Term Debt    Notes Payable           29,146              0

SHAREHOLDERS' EQUITY

Share Capital                         10,822,956     12,066,978

Deficit                               (6,728,055)    (6,679,234)

                                       4,094,901      5,387,744

                                       6,470,014      5,773,133








































Statement 2
Interim Statement of Loss and Deficit

For the Six Months Ended 31 May
 Unaudited


[CAPTION]




                                           1996           1995

Sales / Revenue                                0              0

Indirect and
 Administrative   Consulting fees      1,157,695          1,710
                  Management fees          7,500          1,000
                  Travel, promotion
                  and meetings            13,258          8,362
                  Legal fees               3,515         28,337
                  Transfer agent
                  fees                     7,000          8,484
                  Listing and filing
                  fees                     1,052         17,473
                  Audit and accounting    43,646         30,046
                  Rent                         0              0
                  Printing and share-
                  holders' information       186              0
                  Bank charges, interest
                  and foreign exchange,
                  net                      7,325            564
                  Office and mis-
                  cellaneous
                   (recovery)             19,191          5,459
                  Loss on Disposition    130,117              0
                  Profit on Equity,
                  Crabby Bill's         (204,225)             0

Loss For the
 Period                                1,186,260        101,435


Deficit - Beginning
 of Period                             5,541,795      6,577,799

Deficit - End of Period                6,728,055      6,679,234


Loss per share                             (0.20)























































Statement 3
Interim Statement of Changes in Financial Position

For the Six Months Ended 31 May
Unaudited



[CAPTION]




Cash Resources Provided By (Used In)       1996           1995

Operating Acti-
vities            Loss for the period (1,186,260)      (101,435)
                  Changes in non-cash
                  working capital        435,401         63,435

                                        (750,859)       (38,000)

Investing Acti-
 vities           Resource property
                  costs                    7,999              0
                  Item not affecting
                  cash Amortization      160,499              0
                  Investments            508,947       (127,028)

                                         677,445       (127,028)



Financing Acti-
  vities          Share capital                0        106,976
                  Due to/from
                  affiliated companies
                  and directors, net      79,600         65,526

                                          79,600        172,502



Net Increase in
 Cash                                      6,186         (7,474)
                  Cash position -
                  Beginning of period      5,109         12,843

Cash Position - End of Period             11,295          5,369
























































                   PART II - OTHER INFORMATION



ITEM 1.    LEGAL PROCEEDINGS

           The Company is not involved in any legal or arbitration proceedings which may have or have had a materially adverse effect on the Company's operations or financial position; nor, as far as the Company is aware, are any such proceedings pending or threatened against the Company.


ITEM 2.    CHANGES IN SECURITIES

           Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

           The Annual General Meeting was held on May 21, 1996.
The matters voted on and their results are as follows:

[CAPTION]


           MATTER             FOR      AGAINST   WITHHELD

           Appointment of
           Auditors        2,901,943     0          65
           Fix # of
           Directors       2,899,877   2,202        31
           Elect Directors 2,900,079     0       2,031
           Other Business  2,901,555   325         230



ITEM 5.    OTHER INFORMATION

           Not applicable




ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


           (a)  Exhibits - NONE




           (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during this period.

















































                           SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  LRG RESTAURANT GROUP, INC.



Date: July 10, 1996               By:/s/Gerald C. Parker
                                        Gerald C. Parker,
                                     Chief Executive Officer


                                  By:/s/Patricia M. LoDolce
                                        Patricia M. LoDolce,
                                     Chief Accounting Officer
                                     and Chief Financial Officer