Form 10-Q
period 1996-08-31
LRG RESTAURANT GROUP INC
filed 1996-10-15
CIK 746783

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED AUGUST 31, 1996.

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ______________ TO   _____________.

     Commission file number:  0-12197


                   LRG RESTAURANT GROUP, INC.
     (Exact name of registrant as specified in its charter)


Province of British Columbia, Canada            59-3286607
(State or other jurisdiction of              (I.R.S. Employer
incorporation of organizations)              Identification No.)




     580 Cape Cod Lane, Suite 5,
     Altamonte Springs, Florida                          32714
     (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  407-786-3700



  (Former name or former address, If changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  [ X ]    No [  ]

As of August 31, 1996, the registrant has 5,916,335 shares of Common Stock, no par value, issued and outstanding.

_____Transitional Small Business Disclosure Format

Yes  [  ]    No  [ X ]



                        TABLE OF CONTENTS

Page
PART I        FINANCIAL INFORMATION. . . . . . . .
PART II       OTHER INFORMATION. . . . . . . . . .
Item 1        Legal Proceedings. . . . . . . . . .
Item 2        Change in Securities . . . . . . . .
Item 3        Defaults Upon Senior Securities. . .
Item 4        Submission of Matters to a Vote of
              Security Holders . . . . . . . . . .
Item 5        Other Information. . . . . . . . . .
Item 6        Exhibits and Reports on Form 8-K . .
Signature. . . . . . . . . . . . . . . . . . . . .
Exhibit Index. . . . . . . . . . . . . . . . . . .N/A








































PART I - FINANCIAL INFORMATION

LRG RESTAURANT GROUP, INC.
INTERIM FINANCIAL STATEMENTS
31 AUGUST 1996
Unaudited

Statement 1
Interim Balance Sheet
As at 31 August
Unaudited




ASSETS                                    1996      1995

Current            Cash                $8,456   $(11,931)
                   GST receivable           0      3,036
                   Advances receivable    900          0
                   Current portion of
                   prepaid expenses    88,808     34,511

Prepaid Expenses                       10,431     50,764

Capital Assets     Resource property
                   costs            3,970,017  5,356,238
                   Plant and equip-
                     ment              72,730     56,749
                                    _________  _________
                                    4,042,747  5,412,987

Investment                          2,130,459          0

Due from Affiliated
 Company           Non-interest
                    bearing,
                   no specific        156,404    192,947
                   terms of repayment


Other                                  18,585      3,628
                                    _________  _________
                                    6,456,790  5,685,942
LIABILITIES
                   Accrued Expenses   257,008          0
Current            Accounts payable   167,078     89,367
                   Notes Payable    1,553,006     75,359

Due to Affiliated  Non-interest
 Companies and     bearing,           338,400    137,844
 Director          specific terms
                   of repayment

Long Term Debt     Notes Payable       29,146          0

SHAREHOLDERS' EQUITY

Share Capital                      10,822,956 12,464,279

Deficit                            (6,755,804)(7,080,907)
                                   __________  _________
                                    4,067,152  5,383,372

                                    6,456,790  5,685,942












































Statement 2
Interim Statement of Loss and Deficit

For the Nine Months Ended 31 August
 Unaudited





                                          1996      1995


Sales / Revenue                             0          0

Indirect and
 Administrative    Consulting fees  1,164,670    329,674
                   Management fees      7,500     22,500
                   Travel, promotion
                    and meetings       23,941      9,916
                   Legal fees          38,214     37,332
                   Transfer agent fees  8,354     16,168
                   Listing and filing
                    fees                1,052     22,054
                   Audit and account-
                    ing                19,416     39,059
                   Rent                     0          0
                   Printing and share-
                     holders' informa-
                     tion               (344)     24,945
                   Bank charges, interest
                    and foreign exchange,
                    net                 7,456      1,795
                   Office and mis-
                    cellaneous
                    (recovery)         19,958      6,262
                   Loss on Dis-
                    position          130,117          0
                   Profit on Equity,
                    Crabby Bill's    (206,325)         0

Loss For the Period                 1,214,009    509,705

Deficit - Beginning of
 Period                             5,541,795  6,571,202

Deficit - End of Period             6,755,804  7,080,907


Loss per share                          (0.21)





 Statement 3
Interim Statement of Changes in Financial Position

For the Nine Months Ended 31 August
Unaudited





Cash Resources Provided By (Used In)      1996      1995


Operating Activi-
  ties             Loss for the
                    period        (1,214,009)   (509,705)
                   Changes in
                    non-cash
                    working capital   424,523    101,095
                                    _________  _________
                                     (789,486)  (408,610)

Investing Activi-
  ties             Resource property
                    costs              11,998          0
                   Item not affecting
                    cash
                      Amortization    164,498     64,612
                   Investments        511,054          0
                                      _______   ________
                                      687,550     64,612


Financing Activi-
  ties             Share capital            0    504,277
                   Due to/from
                    affiliated
                    companies and
                    directors, net    105,283   (185,053)
                                      _______   ________
                                      105,283    319,224



Net Increase in Cash                    3,347    (24,774)
                   Cash position -
                    Beginning of
                    period              5,109     12,843
                                       ______    _______
Cash Position - End of Period           8,456    (11,931)

















































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

ITEM 4.  SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

                            Not applicable.


ITEM 5.  OTHER INFORMATION

                           Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits - NONE




         (b) Reports on Form 8-K. The Company filed a Form 8-K on June 28, 1996.
















                           SIGNATURES

         Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  LRG RESTAURANT GROUP, INC.



Date: October 10, 1996            By:/s/Gerald C. Parker
                                     Gerald C. Parker, Chief
                                     Executive Officer


                                  By:/s/Patricia M. LoDolce
                                     Patricia M. LoDolce,
                                     Chief Accounting Officer
                                     and Chief Financial
                                     Officer